Form 10-K/A
BANC OF AMERICA MORT SEC INC MORT PAS THR CERTS SER 2003 L
filed 2004-06-09
CIK 1274169

UNITED STATES
                             SECURITIES AND EXCHANGE COMMISSION
                                   WASHINGTON, D.C. 20549



                                          FORM 10-K/A


 An amendment is being filed because the 10K for Banc of America Mortgage Securities, Inc 2003-L was incorrectly filed under the CIK (0001216238) for Banc of America Mortgage Securities, Inc 2003-1. The original 10K that was incorrectly filed is included herewith.


  (Mark one)

  /X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
      ACT OF 1934 For the fiscal year ended December 31, 2003

      OR



  / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934


      Commission File Number:  333-105940-19


        Banc of America Mortgage Securities, Inc.
        Mortgage Pass-Through Certificates
        Series 2003-L

     (Exact name of registrant as specified in its charter)


   New York                                         54-2139180
                                                    54-2139181
  (State or other jurisdiction of                   (I.R.S. Employer
  incorporation or organization)                    Identification No.)

   c/o Wells Fargo Bank, N.A.
   9062 Old Annapolis Road
   Columbia, MD                                21045
  (Address of principal executive offices)     (Zip Code)


  Registrant's telephone number, including area code: (410) 884-2000


  Securities registered pursuant to Section 12(b) of the Act:

       NONE.



  Securities registered pursuant to Section 12(g) of the Act:

       NONE.



  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

      Yes  X       No ___







  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

         Not applicable.

  Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).

    Yes___       No X





  State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter.

         Not applicable.









  Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

         Not applicable.



  List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g. Part I, Part II, etc.) into which the document is incorporated: (1)Any annual report to security holders; (2) Any proxy or information statement; and (3)Any prospectus filed pursuant to Rule 424(b) or
  (c) under the Securities Act of 1933. The listed documents should be clearly described for identification purposes (e.g. annual report to security holders for fiscal year ended December 24, 1980).

         Not applicable.


                        Introductory Note

  This Annual Report on Form 10-K is prepared in reliance on the no-action letter dated March 26, 1993 issued by the Securities and Exchange Commission to Nomura Asset Securities Corporation.






                                   PART I

  Item 1.  Business.

            Omitted.

  Item 2.  Properties.

            Not applicable.


  Item 3.  Legal Proceedings.

            The registrant knows of no material pending legal proceedings involving the trust created under the Pooling and Servicing Agreement (the Trust), the Trustee, the Servicer or the registrant with respect to the Trust other than routine litigation incidental to the duties of the respective parties.





  Item 4.  Submission of Matters to a Vote of Security Holders.


            None.

                                PART II


  Item 5.  Market for Registrant's Common Equity and Related Stockholder
           Matters.


            No established public trading market for the Certificates exists.

            Records provided to the Trust by the DTC and the Trustee indicate that as of December 31, 2003, the number of holders of record for each class of Certificate were as follows:


             Class 1-A-1                          3
             Class 1-A-2                          3
             Class 1-A-3                          3
             Class 1-A-LR                         1
             Class 1-A-R                          1
             Class 1-IO                           1
             Class 2-A-1                         10
             Class 2-A-2                         10
             Class 2-IO                           1
             Class 3-A-1                          3
             Class 3-IO                           1
             Class B-1                            3
             Class B-2                            3
             Class B-3                            3
             Class B-4                            1
             Class B-5                            1
             Class B-6                            1
             Class SES                            1

             Total:                              50


  Item 6.  Selected Financial Data.

            Omitted.


  Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation.

            Omitted.


  Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

            Not applicable.

  Item 8.  Financial Statements and Supplementary Data.

             Omitted.


  Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

            None.

  Item 9A. Controls and Procedures.

            Not applicable.


                                PART III


  Item 10. Directors and Executive Officers of the Registrant.

            Not applicable.


  Item 11. Executive Compensation.

            Not applicable.


  Item 12. Security Ownership of Certain Beneficial Owners and Management.

            Not applicable.


  Item 13. Certain Relationships and Related Transactions.

            Not applicable.

  Item 14. Principal Accounting Fees and Services.

            Not applicable.



                                PART IV


  Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

   (a) Not Applicable.


   (b) Not Applicable.


   (c) 31.1 Rule 13a-14(a)/15d-14(a) Certification.

        99.1 Annual Independent Public Accountant's Servicing Report concerning servicing activities for the year ended December 31, 2003.

      99.2 Annual Statement as to Compliance under the Pooling and Servicing Agreement for the year ended December 31, 2003.


   (d) Not Applicable.






                                SIGNATURES


  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:



     Banc of America Mortgage Securities, Inc.
     Mortgage Pass-Through Certificates
     Series 2003-L
     (Registrant)



  Signed: Bank of America, N.A. as Servicer


  By:     Gary K. Bettin, Senior Vice President

  By: /s/ Gary K. Bettin, Senior Vice President

  Dated: March 30, 2004




  SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO
  SECTION 15(d) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO SECTION 12 OF THE ACT.


  (a)(i) No annual report is provided to the Certificateholders other than with respect to aggregate principal and interest distributions.


  (a)(ii) No proxy statement, form of proxy or other proxy soliciting material has been sent to any Certificateholder with respect to any annual or other meeting of Certificateholders.


   Exhibit Index

   Exhibit No.


  31.1  Rule 13a-14(a)/15d-14(a) Certification

  99.1 Annual Independent Public Accountant's Servicing Report concerning servicing activities for the year ended December 31, 2003.

  99.2 Annual Statement as to Compliance under the Pooling and Servicing Agreement for the year ended December 31, 2003.


  Ex-31.1 Sarbanes-Oxley Certification

  I, Gary K. Bettin, a Senior Vice President of Bank of America, N.A., certify that:

  1. I have reviewed the annual reports on Form 10-K for the calendar year 2003 and all monthly current reports on Form 8-K containing a copy of the monthly statement to certificateholders (the "Distribution Date Statements") delivered pursuant to Section 5.04(b) of the Pooling and Servicing Agreements listed on Exhibit I hereto (each, an "Agreement") filed in respect of periods included in the year covered by such annual reports of the trusts (each, a "Trust") formed pursuant to such Agreements;

  2. Based on my knowledge, with respects to each Trust, the information in these reports, taken as a whole, does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading as of the last day of the period covered by such annual report;

  3. Based on my knowledge, the distribution or servicing information required to be provided to the trustee by the servicer under each Agreement for inclusion in the related Trust's Distribution Date Statements is included in these reports;

  4. I am responsible for reviewing the activities performed by the servicer under each Agreement and based upon my knowledge and the annual compliance review required under each Agreement, and except as disclosed in the reports, the servicer has fulfilled its obligations under each Agreement;

  5. The reports disclose all significant deficiencies relating to the servicer's compliance with the minimum servicing standards, based upon the report provided by an independent public accountant after conducting a review in compliance with the Uniform Single Attestation Program for Mortgage Bankers or similar procedure as set forth in the Agreement that is included in these reports; and

 6. In giving the certifications above, I have reasonably relied on information provided to me by the following unaffiliated party: Wells Fargo Bank, National Association.



     Date: March 30, 2004


    /s/ Gary K. Bettin
    Signature

    Senior Vice President
    Title


  EXHIBIT I

  PARTIES                           DATE OF POOLING                  SERIES
                                      AGREEMENT

  Banc of America Mortgage          January 28, 2003, as           BoALT 2003-1
  Securities, Inc., Bank            amended by Amendment
  of America, N.A. and Wells        No. 1, dated January 30,
  Fargo Bank Minnesota, N.A.        2004

  Banc of America Mortgage          January 28, 2003, as             2003-A
  Securities, Inc., Bank            amended by Amendment
  of America, N.A. and Wells        No. 1, dated January 30,
  Fargo Bank Minnesota, N.A.        2004


  Banc of America Mortgage          January 28, 2003, (as            2003-1
  Securities, Inc., Bank            amended, January 30,
  of America, N.A. and Wells        2004)
  Fargo Bank Minnesota, N.A.


  Banc of America Mortgage          February 25, 2003, as           2003-B
  Securities, Inc., Bank            amended by Amendment
  of America, N.A. and Wells        No. 1, dated January 30,
  Fargo Bank Minnesota, N.A.        2004


  Banc of America Mortgage          March 24, 2003, as              2003-2
  Securities, Inc., Bank            amended by Amendment
  of America, N.A. and Wells        No. 1, dated January 30,
  Fargo Bank Minnesota, N.A.        2004


  Banc of America Mortgage          March 25, 2003, as              2003-C
  Securities, Inc., Bank            amended by Amendment
  of America, N.A. and Wells        No. 1, dated January 30,
  Fargo Bank Minnesota, N.A.        2004


  Banc of America Mortgage          March 25, 2003, as              BoALT 2003-2
  Securities, Inc., Bank            amended by Amendment
  of America, N.A. and Wells        No. 1, dated January 30,
  Fargo Bank Minnesota, N.A.        2004


  Banc of America Mortgage          April 23, 2003, as              2003-3
  Securities, Inc., Bank            amended by Amendment
  of America, N.A. and Wells        No. 1, dated January 30,
  Fargo Bank Minnesota, N.A.        2004


  Banc of America Mortgage          April 24, 2003, as              BoALT 2003-3
  Securities, Inc., Bank            amended by Amendment
  of America, N.A. and Wells        No. 1, dated January 30,
  Fargo Bank Minnesota, N.A.        2004


  Banc of America Mortgage          April 24, 2003, as              2003-D
  Securities, Inc., Bank            amended by Amendment
  of America, N.A. and Wells        No. 1, dated January 30,
  Fargo Bank Minnesota, N.A.        2004


  Banc of America Mortgage          May 22, 2003, as                2003-4
  Securities, Inc., Bank            amended by Amendment
  of America, N.A. and Wells        No. 1, dated January 30,
  Fargo Bank Minnesota, N.A.        2004


  Banc of America Mortgage          May 22, 2003, as                BoALT 2003-4
  Securities, Inc., Bank            amended by Amendment
  of America, N.A. and Wells        No. 1, dated January 30,
  Fargo Bank Minnesota, N.A.        2004


  Banc of America Mortgage          May 22, 2003, as                2003-E
  Securities, Inc., Bank            amended by Amendment
  of America, N.A. and Wells        No. 1, dated January 30,
  Fargo Bank Minnesota, N.A.        2004


  Banc of America Mortgage          June 24, 2003, as               2003-F
  Securities, Inc., Bank            amended by Amendment
  of America, N.A. and Wells        No. 1, dated January 30,
  Fargo Bank Minnesota, N.A.        2004


  Banc of America Mortgage          June 24, 2003, as               BoALT 2003-5
  Securities, Inc., Bank            amended by Amendment
  of America, N.A. and Wells        No. 1, dated January 30,
  Fargo Bank Minnesota, N.A.        2004


  Banc of America Mortgage          June 24, 2003, as               2003-5
  Securities, Inc., Bank            amended by Amendment
  of America, N.A. and Wells        No. 1, dated January 30,
  Fargo Bank Minnesota, N.A.        2004


  Banc of America Mortgage          July 24, 2003, as               2003-G
  Securities, Inc., Bank            amended by Amendment
  of America, N.A. and Wells        No. 1, dated January 30,
  Fargo Bank Minnesota, N.A.        2004


  Banc of America Mortgage          July 24, 2003, as               2003-6
  Securities, Inc., Bank            amended by Amendment
  of America, N.A. and Wells        No. 1, dated January 30,
  Fargo Bank Minnesota, N.A.        2004

  Banc of America Mortgage          July 24, 2003, as               BoALT 2003-6
  Securities, Inc., Bank            amended by Amendment
  of America, N.A. and Wells        No. 1, dated January 30,
  Fargo Bank Minnesota, N.A.        2004


  Banc of America Mortgage          August 27, 2003, as             2003-7
  Securities, Inc., Bank            amended by Amendment
  of America, N.A. and Wells        No. 1, dated January 30,
  Fargo Bank Minnesota, N.A.        2004


  Banc of America Mortgage          August 27, 2003, as             2003-H
  Securities, Inc., Bank            amended by Amendment
  of America, N.A. and Wells        No. 1, dated January 30,
  Fargo Bank Minnesota, N.A.        2004

  Banc of America Mortgage          August 27, 2003, as             BoALT 2003-7
  Securities, Inc., Bank            amended by Amendment
  of America, N.A. and Wells        No. 1, dated January 30,
  Fargo Bank Minnesota, N.A.        2004


  Banc of America Mortgage          September 25, 2003, as          2003-I
  Securities, Inc., Bank            amended by Amendment
  of America, N.A. and Wells        No. 1, dated January 30,
  Fargo Bank Minnesota, N.A.        2004


  Banc of America Mortgage          September 25, 2003, as          BoALT 2003-8
  Securities, Inc., Bank            amended by Amendment
  of America, N.A. and Wells        No. 1, dated January 30,
  Fargo Bank Minnesota, N.A.        2004

  Banc of America Mortgage          October 23, 2003                2003-8
  Securities, Inc., Bank
  of America, N.A. and Wells
  Fargo Bank Minnesota, N.A.


  Banc of America Mortgage          October 27, 2003                BoALT 2003-9
  Securities, Inc., Bank
  of America, N.A. and Wells
  Fargo Bank Minnesota, N.A.


  Banc of America Mortgage          October 27, 2003                2003-J
  Securities, Inc., Bank
  of America, N.A. and Wells
  Fargo Bank Minnesota, N.A.


  Banc of America Mortgage          November 25, 2003               2003-K
  Securities, Inc., Bank
  of America, N.A. and Wells
  Fargo Bank Minnesota, N.A.


  Banc of America Mortgage          November 25, 2003               2003-9
  Securities, Inc., Bank
  of America, N.A. and Wells
  Fargo Bank Minnesota, N.A.


  Banc of America Mortgage          November 26, 2003             BoALT 2003-10
  Securities, Inc., Bank
  of America, N.A. and Wells
  Fargo Bank Minnesota, N.A.


  Banc of America Mortgage          December 23, 2003               2003-10
  Securities, Inc., Bank
  of America, N.A. and Wells
  Fargo Bank Minnesota, N.A.


  Banc of America Mortgage          December 23, 2003               2003-L
  Securities, Inc., Bank
  of America, N.A. and Wells
  Fargo Bank Minnesota, N.A.


  Banc of America Mortgage          December 23, 2003             BoALT 2003-11
  Securities, Inc., Bank
  of America, N.A. and Wells
  Fargo Bank Minnesota, N.A.



  EX-99.1
  (Logo) PricewaterhouseCoopers


  PricewaterhouseCoopers
  llP 214 N.Tryon Street
  Ste 3600
  Charlotte NC 28202

  Telephone (704) 344 7500
  Facsimile (704) 344 4100


  Report of Independent Accountants

  To the Board of Directors and Shareholder of Bank of America, N.A.

  We have examined management's assertion about compliance by the mortgage division of Bank of America, N.A. (the "Company"), an operating division of Bank of America, N.A., with the minimum servicing standards identified in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers ("USAP") as of and for the year ended December 31, 2003 included in the accompanying management assertion (see Exhibit 1). Management is responsible for the Company's compliance with those minimum servicing standards. Our responsibility is to express an opinion on management's assertion about the Company's compliance based on our examination.

  Our examination was made in accordance with standards established by the American Institute of Certified Public Accountants and, accordingly, included examining, on a test basis, evidence about the Company's compliance with the minimum servicing standards and performing such other procedures as we considered necessary in the circumstances. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on the Company's compliance with the minimum servicing standards.

  In our opinion, management's assertion that the Company complied with the aforementioned minimum servicing standards as of and for the year ended December 31,2003 is fairly stated, in all material respects.


  /s/ PriceWaterhouseCoopers
  March 2, 2004


  Bank of America


  Management's Assertion Concerning Compliance with USAP Minimum Servicing Standards

  March 2, 2004

  As of and for the year ended December 31,2003, the Mortgage division of Bank of America, N.A. (the "Company"), has complied in all material respects with the minimum servicing standards set forth in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers ("USAP").

  As of and for this same period, the Company had in effect a fidelity bond and errors and omissions policy in the amounts of $340,000,000 and $270,000,000, respectively.


  /s/ Ashish Kamit
  Ashish Kamit
  Senior Vice President and Managing Director
  Bank of America, N .A.


  /s/ J Mark Hanson
  J Mark Hanson
  Senior Vice President
  Bank of America, N .A.


  /S/ H Randell Chestnut
  Senior Vice President
  Bank of America, N.A.


  Gary K Bettin
  Senior Vice President and National Servicing Executive Bank of America, N .A.

  /s/ Kevin M Shannon
  Kevin M. Shannon
  President
  Consumer Real Estate


  Bank of America, N.A.
  USA
  [Olympic rings]
  2000-2004
  US Olympic Teams

  EX-99.2

  BANC OF AMERICA MORTGAGE SECURITIES, INC.
  MORTGAGE PASS-THROUGH CERTIFICATES,
  SERIES SET FORTH ON EXHIBIT I HERETO

  OFFICER'S CERTIFICATE PURSUANT TO SECTION 3.18
  OF THE AGREEMENTS LISTED ON EXHIBIT I HERETO

  I, H. Randall Chestnut, Senior Vice President of Bank of America, N.A., as servicer (the "Servicer"), hereby certify pursuant to Section 3.18 of the Pooling and Servicing Agreements listed on Exhibit I hereto (collectively, the "Agreements") that: (a) a review of the activities of the Servicer during calendar year 2003 and of the performance of the Servicer under the Agreements has been made under my supervision, and (b) to the best of my knowledge, based on such review, the Servicer has fulfilled all its obligations under the Agreements throughout calendar year 2003.

  Dated: March 18, 2004

                             BANK OF AMERICA, N.A.,
  as Servicer

  By:
    /s/  H. Randall Chestnut
  Name:  H. Randall Chestnut
  Title: Senior Vice President